Form 10KSB
period 2005-12-31
Eco Depot, Inc
filed 2006-04-10
CIK 1337261

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                        Commission File Number: 021-75387


(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

__ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                                 ECO DEPOT, INC.
                                 ---------------
               (Exact Name of Issuer as Specified in Its Charter)

          Nevada                      5090                    06-1742208
  ----------------------    ---------------------------    ------------------
  State of Incorporation    Primary Standard Industrial     I.R.S. Employer
                            Classification Code Number     Identification No.

                               2311 West 16th, #83
                            Spokane, Washington 99224
                                 (509) 482-1154
     (Address and Telephone Number of Issuer's Principal Executive Offices)

                           Nadine Sullivan - President
                               2311 West 16th, #83
                            Spokane, Washington 99224
                                 (509) 482-1154
           (Name, Address, and Telephone Number of Agent for Service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange). YES    NO X
                                ---   ---

Issuer's revenues for fiscal year 2005 -- $0

The aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common stock via a private placement offering of the common equity was $41,500 on March 21, 2006.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 17, 2006 the registrant had 6,075,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business                                            3
Item 2.   Description of Property                                            7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Security Holders                7

PART II
Item 5.   Market for the Registrant's Common Equity And Related
            Stockholder Matters                                              7
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7
Item 7.   Financial Statements                                               9
Item 8.   Changes in and Disagreements on Accounting and Financial
            Disclosures                                                     21
Item 8A.  Controls and Procedures                                           21

PART III
Item 9.   Directors and Executive Officers of the Registrant                21
Item 10.  Executive Compensation                                            22
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                      23
Item 12.  Certain Relationships and Related Transactions                    23
Item 13.  Exhibits and Reports on Form 8K                                   23
Item 14.  Principal Accounting Fees and Services                            24



THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.   Description of Business.

Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 2311 West 16th, #83, Spokane, Washington 99224. The telephone number of our principal executive office is (509) 482-1154. The fax number is (509) 921-5605. Eco Depot is a development stage company that plans to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. Eco Depot will not manufacture any equipment or goods, but will resell environmentally friendly products from various manufacturers.

The environmental industry as defined by Organization for Economic Co-operation and Development ("OECD") and Eurostat (1999) is comprised of three main sectors:

     1.) Pollution Management;
     2.) Resources Management;
     3.) Cleaner Technologies and Products.

In general, the pollution management sector includes air pollution, waste water treatment, and waste management products, systems and services. Resource management sector includes potable water treatment and distribution, recycled material, renewable energy plants, and nature protection activities. Cleaner technologies and products sector generally includes efficient products that are designed to decrease material inputs, improve product quality, reduce energy consumption, minimize waste, reduce emission during use, or some combination of these.

Eco Depot, Inc. plans to develop and market an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers seeking cleaner technologies and products. Goods and products specifically marketed within the cleaner products sector are generally referred to as "green products." Specifically, the Company plans to market and sell through its website goods and products that are defined as "green."

Green Products

According to the 2003 GreenSpec Directory, from the editors of Environmental Building News, goods or products must meet the following standards to be considered "green."

1. Products made with salvaged, recycled or agricultural waste content.

     *    Salvaged products
     *    Products with post-consumer recycled content
     *    Products with post-industrial recycled content
     *    Products made from agricultural waste material

2. Products that conserve natural resources

     *    Products that reduce material use
     *    Products with exceptional durability or low maintenance requirements
     *    Certified wood products
     *    Rapidly renewable products

3. Products that avoid toxic or other emissions

     *    Natural or minimally processed products
     *    Alternatives to conventional preservation-treated wood
     *    Alternatives to ozone-depleting substances
     *    Alternatives to products made from PVC
     *    Alternatives to other components considered hazardous
     *    Products that reduce or eliminate pesticide treatments
     *    Products that reduce pollution or waste from operations

4. Products that reduce environmental impacts during construction, demolition or renovation.

     *    Products that reduce the impacts of new construction
     *    Products that reduce the impacts of demolition
     *    Products that reduce the impacts of renovation

5. Products that save energy or water

     *    Building components that reduce heating and cooling loads
     *    Equipment that conserves energy
     *    Renewable energy and fuel cell equipment
     *    Fixtures and equipment that conserve water.

6. Products that contribute to a safe, healthy indoor environment

     *    Products that do not release significant pollutants into the building
     * Products that block the introduction, development or spread of indoor contaminants
     *    Products that remove indoor pollutants
     *    Products that warn occupants of health hazards in the building
     *    Products that improve light quality.

Management believes that environmentally friendly products, specifically green products will become increasingly popular as more and more of these products are introduced into the marketplace. The Company plans to profit from this by selling quality environmentally friendly "green" goods and products through its proposed Internet website (www.ecodepotinc.com).

At this time government approval is not necessary for our business, and Eco Depot is unaware of any significant government regulations that may impact its proposed business within the e-commerce marketplace.

Eco Depot has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers.

Environmental "Green" Goods and Products

Eco Depot plans to offer innovative "green" products on its website such as recycled paper counter tops, environmentally friendly paints, and recycled glass tiles. Eco Depot has begun the initial development of its website (www.ecodepotinc.com.) Below are examples of environmental "green" goods and products currently listed on the Company's website with a brief description of the product. The Company has no contract or agreement or any other arrangement with any manufacturer or distributor of environmental goods or products listed on it's website.

PaperStone: This product has a 100% water based resin system and uses a proprietary paper that is guaranteed a minimum of 50% post consumer recycled paper. It is designed to give the beauty of stone, the strength of steel, with ease of workmanship.

Environ Biocomposite: Environ biocomposite is a highly engineered, patented blend of recycled paper products, bio-based resins and color additives. The material is created from recycled products and rapidly renewable resources, thereby preserving limited and diminishing natural resources. Environ biocomposite does not contain hazardous or toxic substances; it does not give off formaldehyde and meets EPA VOC requirement. It is a decorative material with a natural granite appearance that can be used where the appearance of stone and the workability of wood are desirable.

Eco-Shake (by Re-New Wood, Inc.): The shakes are made from recycled vinyl/cellulose (wood) and have the appearance of cedar shakes, they are lightweight, fire and wind resistant, resist freeze thaw cycles and extreme heat & humidity, resist mold, mildew and fungus, UV protected-fade resistant, install like wood shakes and require minimal maintenance.

Tandus' C&A Floor covering: Carpet manufacturer with the EPP (Environmentally Preferable Product) certification for its entire line of modular carpet. Currently, this is the industry's only carpet made with a cushioned recycled-content secondary backing.

D & M EcoWood: D &M's EcoWood (R) product line sets the industry standard for bamboo floors in quality, beauty and performance. Bamboo is a grass, not wood. It produces new shoots each year and is individually harvested from controlled forests within 4 to 5 years. Since it is a fast growing and replenishable, it won't hurt our rainforests. Furthermore, they use Mao Zhu (hairy bamboo) for the D & M products, one of the hundreds of bamboo species not consumed by pandas.

Marmoleum: Natural product made from linseed oil, woodflour, pine rosin, jute and limestone. Once installed, Marmoleum is hygienic and anti-static. It is completely biologically degradable.

UltraTouch Natural Cotton Fiber insulation: UltraTouch is made from high quality natural fibers. UltraTouch contains 85% post-industrial recycled natural fibers making it an ideal choice for anyone looking to use a high quality sustainable building material. These fibers contain inherent qualities that provide for extremely effective sound absorption and maximum thermal performance. UltraTouch contains no chemical irritants and requires no warning labels compared to other traditional products. There are no VOC concerns when using UltraTouch, as it is safe for you and the environment.

Purecoat: Low odor, no VOCs and *Microban(R): Paint with low odor and no VOCs combined with all the application characteristics and features professionals expect from top quality interior acrylic paint products. This solvent free, non-polluting finish is friendly to the environment and ideal for use hospitals, schools, hotels, offices and more where odor is a concern, yet durability is a must.

Microban(R) Antimicrobial Protection: Microban inhibits the growth of microorganisms (bacteria, mold and mildew) that can cause odors, stains, and deterioration of the paint film. Microban is built-in to the paint during the manufacturing process, Microban(R) Protection will not wash or wear off, providing non-stop protection for the life of the paint film.

SuperSeal: 40 year no leak warranty provides economical waterproofing solutions:
SuperSeal dimpled membrane (foundation protection); Superdrain 5200; Superdrain; 8400; Dimpled mesh (ventilation and isolation of damp interior walls); Tile Sub-floor Geo (wall or floor sub-base); Tile Sub-floor (tile or laminate); Sub-floor Plus Foam (sound and dampness control);and Tunnel Drainage

The above products are currently displayed on the Eco Depot website (www.ecodepotinc.com) however; they are displayed herein for the sole purpose of providing examples of "green" goods and product, which the Company indents to sell through its proposed internet site. Investors must be aware that the website is not completed and if it should become completed Eco Depot cannot provide any assurance or guarantee that the above products will be sold on the website. Moreover, investors must be aware that Eco Depot has no agreement, contract or other arrangement with the above suppliers to sell the products on the website.

Internet Industry

The distribution of products over the Internet is one of the fastest growing business segments in the world. Management believes that with the proper marketing campaign, Eco Depot's E-commerce enabled website can develop into a profitable business selling industrial clientele, businesses, municipalities and individuals.

Marketing and Strategy

Target Market

Marketing

Eco Depot is currently in the process of developing an Internet website with full electronic commerce capabilities, which will be used to offer our products for sale to the consumer (www.ecodepotinc.com). Eco Depot plans to promote the website and products listed by conventional advertising and marketing. Marketing programs will require the bulk of capital expenditure during the initial phases of Eco Depot's business development. Marketing strategies will be designed to ultimately get consumers to Eco Depot's website. The Company plans to accomplish this through various means including, but not limited to, radio and print media, and Internet advertising. In addition, Eco Depot intends to increase customer awareness and demand for environmentally friendly products by implementing advertising and promotional campaigns addressed directly to industrial clientele, businesses, municipalities and individual customers whom are involved in the environmental industry, specifically those within the cleaner technologies and products sector. Management believes that direct marketing will provide an effective method for selling products and provide the capability to measure results of sales.

The Company's objective will be to build customer awareness of Eco Depot's business, specifically targeting industrial clientele and businesses, as well as the individual customer. Eco Depot will focus on continually seeking to acquire new visitors to its website at www.ecodepotinc.com. Management believes one of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. Eco Depot's online campaigns will likely target sites that generate high traffic from Internet users who fit Eco Depot's customer profile. In order to create this market presence and increase customer awareness, Eco Depot intends to promote our website on the most effective search engines, directories, and promotional sites the Internet offers. However, to date, there have been no arrangements or negotiations with any company regarding any alliance of any kind, for the above stated marketing strategies.

Item 2.   Description of Property.

Eco Depot's principle address is 2311 West 16th, #83, Spokane WA 99224. Ms. Sullivan, Officer/Director, is currently providing his home office for Eco Depot's office and mailing address. Ms. Sullivan plans to continue to contribute this office space at no cost to the Company until such a time that the Company begins operations. The telephone number is 509-482-1154.

Eco Depot believes the property arrangement satisfies the Company's current needs and will be adequate up to the point that Eco Depot begins operations, which is currently estimated to be at the end of the second quarter of 2006 at which point it may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost Eco Depot approximately $1,200. This estimate is based upon local commercial spaces with approximately 2,000 -3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, management plans to continue to utilize Ms. Sullivan's home office until that space is no longer adequate. At this time no commercial property has been secured by Eco Depot and there can be no assurance that an adequate space will be found by Eco Depot when needed; or if adequate space can be found at the price currently estimated by management.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market for the Registrant's Common Equity And Related Stockholder
          Matters.

Currently the Company's common shares are not listed on any exchange nor is its common stock quoted on any public medium.

As of December 31, 2005, the Company had thirty-five (35) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Plan of Operation.

Eco Depot was organized on November 2, 2004, and has not yet commenced any revenue-generating operations. Our common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock. Our plan of operations is to sell environmental friendly goods and products/green products though an internet website (www.ecodepotinc.com).

As of December 31, 2005 Eco Depot had $15,574 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of Eco Depot for the next six months or until such a time additional proceeds are raised. Eco Depot plans to satisfy our future cash requirements by additional equity financing. This will be in the form of private placements of common stock. There is no additional offering in the works at present. There can be no assurance that Eco Depot will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. Eco Depot depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that Eco Depot will be successful in raising the capital the company requires. Management believes that if subsequent private placements are successful, Eco Depot will be able to generate revenue from online sales of environmentally friendly goods and products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Eco Depot will ever be able reach a level of profitability.

As of the date of this document, Eco Depot has not generated any revenue through its proposed business. To date all proceeds received by Eco Depot were a result of the sale of its common stock. Most recently, on January 6, 2006, the Company approved a private placement of Common Stock in accordance with laws of the State of Washington. The placement was to sell through a purchase agreement up to 10,000,000 new shares at $0.02 per share and 1,575,000 shares of common stock to be sold by selling shareholders. The offering closed on April 6, 2006. The Company sold 500,000 shares for $10,000, issuing the shares to twenty-seven (27) shareholders in March 2006.


Eco Depot does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and Eco Depot does not anticipate any change in the number of employees in the next twelve months. Eco Depot has no current material commitments. Eco Depot has not generated any revenue since its inception.

Eco Depot has no current plans, preliminary or otherwise, to merge with any other entity.

Eco Depot is still considered to be a development stage company with no revenue. As such, Eco Depot's future success will be dependent upon raising additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that Eco Depot will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern.

Management believes the following step will need to be accomplished in order for Eco Depot to become fully operational:

     * Complete the development of the website. Management has estimated the time frame to accomplish this to be the end of the Third Quarter of 2006 and cost a minimum of $12,000 and a maximum of $75,150.

     * Develop and implement an effective marketing campaign. Management has estimated marketing expenses at a minimum of $18,000 and a maximum of $167,000.

     * Eco Depot anticipates administrative expenses for the next twelve to eighteen months to be at a minimum $9,500 and a maximum of $22, 500, which includes general fees to maintain the corporate status of the Company, Transfer Agent Fees, and telephone/postage/printing expenses.

Eco Depot will be required to raise funds through the sale of its common stock in order to accomplish the above goals. If and when, Eco Depot is successful in raising the additional capital through this offering and developing a website that is fully functional management anticipates focusing the majority of the proceeds on the marketing campaign as described above in an effort to promote customers to the site and ultimately increase sales. The marketing campaign will likely take approximately twelve months to complete. In addition proceeds from the offering may be directed towards hiring additional employee(s) on a part time or full time basis and for the lease of commercial property depending on Eco Depot's current need. However, these estimates are based on speculation and there can be no assurance that the Company will ever be able to raise the additional funds required to launch a successful marketing campaign. If Eco

Depot is unable to market its website successfully and/or is unable to hire qualified employees as the business grows the business would likely fail.

As Eco Depot expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If Eco Depot is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that Eco Depot will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by Eco Depot, potential investors should be aware that several unforeseen or unanticipated delays may impede Eco Depot from accomplishing the above-described steps such as:

     * Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs; and

     * Eco Depot may find that potential investors are unreceptive to its business plan and have no interest in investing funds.

If either of these events should occur Eco Depot would not be able to continue as a going concern and investors would lose all of their investment. In the event additional funds are secured by Eco Depot there is no guarantee that the proposed marketing strategy will be effective in accomplishing the goals Eco Depot has set. This may force management to redirect its efforts and create the need for additional time, money, and resources, of which, Eco Depot may not be successful in providing.

At this time, management does not plan to commit any of their own funds towards the company's development. If and when this changes, management will file the appropriate disclosures in a timely manner.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would most likely result in a complete loss of any funds invested in the Company's common stock.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $18,000. The officer and director, Nadine Sullivan has indicated to the Company that she may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  12

BALANCE SHEETS                                                           13

STATEMENTS OF OPERATIONS                                                 14

STATEMENTS OF STOCKHOLDERS' EQUITY                                       15

STATEMENTS OF CASH FLOWS                                                 16

NOTES TO FINANCIAL STATEMENTS                                         17-20

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Eco Depot, Inc.
Spokane Valley, WA


I have audited the accompanying balance sheets of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended and the period November 2, 2004 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the periods then ended and the period November 2, 2004 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC


April 5, 2006
Las Vegas, Nevada

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                     December 31,  December 31,
                                                         2005          2004
--------------------------------------------------------------------------------
                     ASSETS


CURRENT ASSETS
   Cash                                                 $ 15,574      $     -
--------------------------------------------------------------------------------
     Total current assets                               $ 15,574      $     -
--------------------------------------------------------------------------------
          Total assets                                  $ 15,574      $     -
================================================================================


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities           $    636     $    766
--------------------------------------------------------------------------------
     Total current liabilities                          $    636     $    766
--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized with
$0.001 par value
 Issued and outstanding
   5,575,000 common shares at December 31,              $  5,575     $      -
   2005 (December 31, 2004 - nil)
 Additional paid-in capital                               14,175            -
 Accumulated deficit during development stage             (4,812)        (766)
--------------------------------------------------------------------------------
     Total stockholders' equity                         $ 14,938     $   (766)
--------------------------------------------------------------------------------
          Total liabilities and stockholder's equity    $ 15,574     $      -
================================================================================




   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                    November 2,
                                      For the year  For the year       2004
                                         ended         ended      (inception) to
                                      December 31,  December 31,   December 31,
                                         2005          2004            2005
--------------------------------------------------------------------------------



GENERAL  AND ADMINISTRATIVE EXPENSES  $     4,046   $       766    $     4,812
--------------------------------------------------------------------------------

OPERATING LOSS                        $    (4,046)  $      (766)   $    (4,812)
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $    (4,046)  $      (766)   $    (4,812)
================================================================================




BASIC LOSS PER COMMON SHARE           $     (0.00)  $     (0.00)   $     (0.00)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    4,072,329             -      3,505,660
================================================================================









   The accompanying notes are an integral part of these financial statements.


                                        ECO DEPOT, INC.
                               (A Development Stage Enterprise)
                               STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO DECEMBER 31, 2005


                                                                      Deficit
                                  Common Stock                      Accumulated
                             ---------------------     Additional      During
                             Number of                  Paid In     Development
                              shares        Amount      Capital        Stage         Total
----------------------------------------------------------------------------------------------
Balance, inception
 November 2, 2004                    -     $     -      $      -     $       -      $       -

Net loss,
 December 31, 2004                   -           -             -          (766)          (766)
----------------------------------------------------------------------------------------------

Balance,
 December 31, 2004                   -           -             -     $    (766)     $    (766)
----------------------------------------------------------------------------------------------

Common stock issued
 for cash at $0.001
 per share March 10, 2005    4,000,000       4,000             -             -          4,000

Common stock issued for
 cash at $0.01 per share
 June 22, 2005               1,575,000       1,575        14,175             -         15,750

Net loss,
 December 31, 2005                   -           -             -        (4,046)        (4,046)
----------------------------------------------------------------------------------------------

Balance,
 December 31, 2005           5,575,000   $   5,575     $  14,175     $  (4,812)     $  14,938
==============================================================================================








          The accompanying notes are an integral part of these financial statements.



                                              15

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                 November 2,
                                                               2004 (inception)
                                   Year ended     Year ended         to
                                   December 31,   December 31,   December 31,
                                      2005           2004           2005
--------------------------------------------------------------------------------


CASH FLOWS USED IN
 OPERATING ACTIVITIES
  Net loss for the period           $ (4,046)      $   (766)      $ (4,812)
  Adjustment to reconcile
  net loss to net cash from
  operating activities:
   Accounts payable                     (130)           766            636
--------------------------------------------------------------------------------

NET CASH USED IN
 OPERATING ACTIVITIES               $ (4,176)             -       $ (4,176)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds on sale
  of common stock                     19,750              -         19,750
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES               $ 19,750              -       $ 19,750
--------------------------------------------------------------------------------

INCREASE IN CASH                    $ 15,574              -       $ 15,574

CASH, BEGINNING OF PERIOD                  -              -              -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                 $ 15,574              -       $ 15,574
================================================================================

Supplemental Information
Interest paid                       $      -        $     -        $     -
                                    ============================================
Income taxes paid                   $      -        $     -        $     -
                                    ============================================



   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Note 1.  Nature of Business and Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of business

Eco Depot, Inc. ("Company") was organized November 2, 2004 under the laws of the State of Washington. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

The Company is in the business of developing an Internet e-commerce website that will sell a full line of environmentally friendly goods, energy efficient building and construction materials and sustainable home products. Eco Depot will not manufacture any equipment or goods, but will resell "green products" from various manufacturers.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

Revenue Recognition

The Company is engaged in the sale of enviromentally friendly goods, etc. through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company does not carry a physical inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" recognizes transactions on the net basis.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Recent Accounting Pronouncements (cont'd)

costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.


In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern. The Company is funding its initial operation by way of issuing 6,000,000 (4,000,000 @ $0.001 per share and 2,000,000 @ $0.01 per share) common shares. As of December 31, 2005, the Company had sold 5,575,000 shares and had received $19,750 in proceeds from the sale of the Company's common stock of which 4,000,000 shares were issued at $0.001 per share for net proceeds of $4,000 and 1,575,000 shares were issued at $0.01 for net proceeds of $ 15,750.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Note 2. Stockholders' Equity
--------------------------------------------------------------------------------

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

On March 10, 2005, the Company authorized and issued 4,000,000 shares of $0.001 par value common stock at par in consideration of $4,000 in cash to the officer of the Company.

On June 22, 2005, the Company authorized and issued 1,575,000 common stock of the Company in consideration of $15,750 in cash to the officer of the Company.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 4,072,329 for the year ended December 31, 2005 and 3,505,660 for the period ending November 2, 2004 (inception), to December 31, 2005. There were no shares issued in 2004. As of December 31, 2005 and December 31, 2004 the Company had no dilutive potential common shares.

Note 3.  Income Taxes
--------------------------------------------------------------------------------

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2005 to be fully allowed for and does not have a deferred tax liability or asset at December 31, 2005.

The components of the Company's deferred tax asset as of December 31, 2005 are as follows:

                                          2005           2004
                                      ------------   ------------
Net operating loss carryforward       $      1,416   $        268
Valuation allowance                         (1,416)          (268)
                                      ------------   ------------

Net deferred tax asset                $          0   $          0
                                      ============   ============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                      Since
                                          2005           2004       Inception
                                      ------------   ------------   ----------
Tax at statutory rate (35%)           $      1,416   $        268   $    1,684
Increase in valuation allowance             (1,416)          (268)      (1,684)
                                      ------------   ------------   ----------

Net deferred tax asset                $          0   $          0   $        0
                                      ============   ============   ==========



The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


Note 4.  Related Party Transactions
--------------------------------------------------------------------------------

The Company neither owns nor leases any real or personal property. The officers of the corporation provide office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. The loss of the services of its officer or director may have a negative impact on the further development of the business.

Note 5.  Warrants and Options
--------------------------------------------------------------------------------

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6.  Subsequent Events
--------------------------------------------------------------------------------

On January 6, 2006, the Company approved a private placement of Common Stock in accordance with laws of the State of Washington. The placement was to sell through a purchase agreement up to 10,000,000 new shares at $0.02 per share and 1,575,000 shares of common stock to be sold by selling shareholders. The offering closed on April 6, 2006. The Company sold 500,000 shares for $10,000, issuing the shares to twenty-seven (27) shareholders in March 2006.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Eco Depot's chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of December 31, 2005, she concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Eco Depot's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Eco Depot, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Eco Depot's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of December 31, 2005, The Company's internal control over financial reporting is effective based on those criteria.

Eco Depot's assessment of the effectiveness of it's internal control over financial reporting as of December 31, 2005 has been audited by Kyle L. Tingle, CPA LLC, an independent registered accounting firm, as stated in their report, which is included herein.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with Eco Depot upon completion of the offering.

Name                 Age      Term Served           Title
---------------      ---      ---------------       -----------------------
Nadine Sullivan      62       Since inception       President, Director and
                                                    Chief Financial Officer

The above persons may be deemed a "promoter" of Eco Depot, Inc. as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Officer and Director Background:

Nadine Sullivan: President and Director. Since June of 1994 owned and operated W.O.W. Pollution Control Systems. Nadine is in charge of the day to day operations of the company and does all of the EDI Government Bidding as well as inside sales. The company changed names in 1999 to W.O.W. Energy Systems to reflect the entry into the renewable energy market. The name changed again in 2003 to Eco Depot (Washington State Corporation) as the company expanded into green building supplies. She Graduated in 1965 from Eastern Washington University with a degree in Education and received her 5th year from Portland State University in 1968. Ms. Sullivan currently anticipates devoting at most fifteen hours to the development of the Company per month, as she has other business interests beyond Eco Depot, Inc.

Currently Eco Depot has no employees other than the current officer and director, Nadine Sullivan, which may create potential conflicts of interest. The Officer anticipates devoting, at a, minimum fifteen hours per month to the furtherance of Eco Depot over the next twelve months. The above times are estimations that will likely increase within the next twelve months as Eco Depot continues to develop its proposed business plan as set forth herein. However, there is no guarantee that we will be successful in developing the business as we are subject to the many risks described in this Registration Statement beginning on page 10.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for November 2005. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

No executive Officer or Director of Eco Depot has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of Eco Depot is the subject of any pending legal proceedings.

Item 10.  Executive Compensation.

Eco Depot's current officer and director receive no compensation and have received no restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between Eco Depot and its executive officer or director. The officer and directors currently devote an immaterial amount of time, no more than 10-15% of their time, to manage the affairs of Eco Depot. The director and principal officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit Eco Depot as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to Eco Depot to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position            Shares      Percent     Security
-----------------           ---------    -------     --------
Nadine Sullivan
President and Director      4,000,000     71.7%       Common

===============================================================

Officers and Directors
as a Group (2)              4,000,000     71.7%       Common


Nadine Sullivan address is 2311 West 16th, #83, Spokane, Washington 99224.

The above referenced common shares were paid for and issued in November 2004, for consideration of $0.001 per share total consideration of $4,000.

Item 12.  Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that Eco Depot may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

Eco Depot has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Nadine Sullivan anticipates devoting at a minimum of twelve to fifteen hours per month of her available time to Eco Depot's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

  EXHIBIT NO.     DESCRIPTION
  -----------     -----------------------------------------------------------
     23.1         Consent of Independent Registered Public Accounting Firm

     31 Certification of Nadine Sullivan, CEO and CFO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Nadine Sullivan CEO and CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Articles of Incorporation*
                  Bylaws*
                  --------------------------------------------------------

* Previously filed with the Company's Form SB-2 in December 12, 2005 and is hereby incorporated into this filing by reference.

Item 14.  Principal Accounting Fees and Services.

The aggregate audit fees billed or to be billed by Kyle Tingle, CPA for the audit of Eco Depot's annual financial statements and review of financial statements included in Form 10-QSB and this Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $3,500 for the year ended December 31, 2005. Additional expenses relating to the financial reviews and audit include bookkeeping services, legal services, and filing fees of approximately $2,500. Other than the above there were no other audit-related fees incurred or additional audit or professional fees to be billed for the above period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Eco Depot, Inc.

     Dated: April 7, 2006         /s/ Nadine Sullivan
                                   ----------------------
                                   Nadine Sullivan
                                   Chief Executive Officer and
                                   Chief Financial Officer

--------------------------------------------------------------------------------