Form 10QSB
period 2006-03-31
Eco Depot, Inc
filed 2006-05-15
CIK 1337261

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2006
                        Commission File Number: 021-75387

                                 ECO DEPOT, INC.
                                 ---------------
               (Exact Name of Issuer as Specified in Its Charter)

         Nevada                        5090                     06-1742208
  ----------------------     ---------------------------     -----------------
  State of Incorporation     Primary Standard Industrial      I.R.S. Employer
                              Classification Code Number     Identification No.

                               2311 West 16th, #83
                            Spokane, Washington 99224
                                 (509) 482-1154
                                 --------------
     (Address and Telephone Number of Issuer's Principal Executive Offices)

                           Nadine Sullivan - President
                               2311 West 16th, #83
                            Spokane, Washington 99224
                                 (509) 482-1154
                                 --------------
           (Name, Address, and Telephone Number of Agent for Service)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 10, 2006, the registrant had 6,075,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements - Unaudited                                    3

              Balance Sheet as of March 31, 2006.                            3

              Statements of Operations                                       4

              Statement of Stockholders' Equity                              5

              Statements of Cash Flows.                                      6

              Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               11

Item 3.  Controls and Procedures                                            12

PART II - OTHER INFORMATION                                                 12

Item 1.  Legal Proceedings.                                                 12

Item 2.  Changes in Securities and Use of Proceeds.                         12

Item 3.  Defaults Upon Senior Securities.                                   12

Item 4.  Submission of Matters to a Vote of Security Holders.               12

Item 5.  Other Information.                                                 12

Item 6.  Exhibit and Reports on Form 8-K                                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                       March 31,
                                                                         2006
================================================================================

                                     ASSETS


CURRENT ASSETS
 Cash                                                                  $ 16,449
--------------------------------------------------------------------------------

    Total current assets                                               $ 16,449
--------------------------------------------------------------------------------

        Total assets                                                   $ 16,449
--------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued liabilities                              $  1,650
--------------------------------------------------------------------------------

    Total current liabilities                                          $  1,650
--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY
 Common stock, 75,000,000 shares authorized
  with $0.001 par value
 Issued and outstanding
  6,075,000 common shares at March 31, 2006                            $  6,075
 Common stock receivable                                                   (400)
 Additional paid-in capital                                              23,675
 Accumulated deficit during development stage                           (14,551)
--------------------------------------------------------------------------------

    Total stockholders' equity                                         $ 14,799
--------------------------------------------------------------------------------

                                                                       $ 16,449
================================================================================






   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  For the three  For the three  November 2, 2004
                                  months ended    months ended   (inception) to
                                    March 31,       March 31,       March 31,
                                      2006            2005            2006
--------------------------------------------------------------------------------



GENERAL  AND
 ADMINISTRATIVE EXPENSES          $     9,739      $       -      $    14,551
--------------------------------------------------------------------------------

OPERATING LOSS                    $    (9,379)     $       -      $   (14,551)
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD           $    (9,379)     $       -      $   (14,551)
================================================================================




BASIC LOSS PER COMMON SHARE       $     (0.00)     $   (0.00)
=============================================================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING       5,758,333        933,333
=============================================================









   The accompanying notes are an integral part of these financial statements.


                                              ECO DEPOT, INC.
                                      (A Development Stage Enterprise)
                                     STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO MARCH 31, 2006
                                                (Unaudited)


                                                                                  Deficit
                                             Common Stock                       Accumulated
                                        -----------------------    Additional      During
                                        Number of                   Paid In     Development
                                          shares       Amount       Capital        Stage          Total
==========================================================================================================

Balance, inception November 2, 2004              -   $        -    $        -    $        -      $      -

Net loss, December 31, 2004                      -            -             -          (766)         (766)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                       -            -             -    $     (766)     $   (766)
----------------------------------------------------------------------------------------------------------

Common stock issued for cash
 at $0.001 per share March 10, 2005      4,000,000        4,000             -             -         4,000

Common stock issued for cash at
 $0.01 per share June 22, 2005           1,575,000        1,575        14,175             -        15,750

Net loss, December 31, 2005                      -            -             -        (4,046)       (4,046)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2005               5,575,000   $    5,575    $   14,175    $   (4,812)     $ 14,938

Common stock issued for cash at
 $0.02 per share February 27, 2006         500,000          500         9,500             -         9,600


Net loss, March 31, 2006                         -            -             -        (9,739)       (9,739)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                  6,075,000        6,075        23,675       (14,551)       14,799
=========================================================================================================






                 The accompanying notes are an integral part of these financial statements.





                                                     5

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    November 2,
                                                                       2004
                                         For three     For three        to
                                        months ended  months ended  (inception)
                                          March 31,     March 31,    March 31,
                                            2006          2005         2006
================================================================================

CASH FLOWS USED IN
 OPERATING ACTIVITIES
  Net loss for the period                 $ (9,739)     $      -     $(14,551)
  Adjustment to reconcile net
   loss to net cash from
   operating activities:
    Accounts payable                         1,014             -        1,650
--------------------------------------------------------------------------------

NET CASH USED IN
 OPERATING ACTIVITIES                     $ (8,725)     $      -     $(12,901)
--------------------------------------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds on sale of common stock           9,600         4,000       29,350
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                     $  9,600      $      -     $ 29,350
--------------------------------------------------------------------------------

INCREASE IN CASH                          $    875      $  4,000     $ 16,449

CASH, BEGINNING OF PERIOD                   15,574             -            -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                       $ 16,449      $  4,000     $ 16,449
================================================================================

Supplemental Information
  Interest paid                           $      -      $      -     $      -
                                          ======================================
  Income taxes paid                       $      -      $      -     $      -
                                          ======================================



   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

Note 1. Nature of Business and Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of business

Eco Depot, Inc. ("Company") was organized November 2, 2004 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006.

Revenue Recognition

The Company is engaged in the sale of environmentally friendly goods, etc. through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company does not carry a physical inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" recognizes transactions on the net basis.

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

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

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

On January 6, 2006, the Company approved a private placement of Common Stock in accordance with laws of the State of Washington. The placement was to sell through a purchase agreement up to 10,000,000 new shares at $0.02 per share and 1,575,000 shares of common stock to be sold by selling shareholders. The offering closed on April 6, 2006. The Company sold 500,000 shares for $10,000, issuing the shares to twenty-seven (27) shareholders in on February 27, 2006. Common stock receivable is recorded for $400 received in April 2006 for stock issued in February.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,758,333 for the period ended March 31, 2006 and 933,333 for the period ending March 31, 2006. As of March 31, 2006 the Company had no dilutive potential common shares.

Note 3. Income Taxes
--------------------------------------------------------------------------------

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at March 31, 2006.

The components of the Company's deferred tax asset as of March 31, 2006 are as follows:


                                           2006
                                  -------------
Net operating loss carryforward   $       3,409
Valuation allowance                      (3,409)
                                  -------------

Net deferred tax asset            $           0
                                  =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2006            2005  Since Inception
                                  -------------   -------------  ---------------
Tax at statutory rate (35%)       $       3,409   $           0  $       5,093
Increase in valuation allowance          (3,409)              0         (5,093)
                                  -------------   -------------  -------------

Net deferred tax asset            $           0   $           0  $           0
                                  =============   =============  =============

The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

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

Item 2. Plan of Operations

There have been no operating revenues since inception. Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 2311 West 16th, #83, Spokane, Washington 99224. The telephone number of our principal executive office is (509) 482-1154. The fax number is (509) 921-5605. Eco Depot is a development stage company that plans to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. Eco Depot will not manufacture any equipment or goods, but will resell environmentally friendly products from various manufacturers.

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

Eco Depot, Inc. plans to continue to develop and market an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers seeking cleaner technologies and products.

Liquidity and Capital Resources

As of March 31, 2005 the Company had $16,449 of cash available. The Company has current liabilities of $1,650, which are the result of costs incurred during the development of the corporation for this period. Since its inception (November 2, 2004), the Company has incurred total losses of $14,551 during the development stage of the corporation. If the Company is unable to develop its website and generate profits within the next three to six months it will be required to raise additional proceeds through the sale of its common stock or in the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that the Company will be able to raise sufficient funds via either of these means, if the Company is so required to do so.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There are no employees of the Company, excluding the current President, Nadine Sullivan, of the corporation.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.   Not applicable.
Item 2.   Not applicable.
Item 3.   Not applicable.
Item 4.   Not applicable.
Item 5.   Not applicable.
Item 6.   Not applicable.

Exhibit Number        Description

    31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eco Depot, Inc.

        Dated: May 12, 2006                  /s/ Nadine Sullivan
                                             ----------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer

--------------------------------------------------------------------------------