Form 10QSB
period 2006-06-30
Eco Depot, Inc
filed 2006-08-14
CIK 1337261

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

                         For Period ended June 30, 2006
                        Commission File Number: 021-75387

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 10, 2006, the registrant had 6,075,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements - Unaudited                                     3

         Balance Sheet as of June 30, 2006.                                   3

         Statements of Operations                                             4

         Statement of Stockholders' Equity                                    5

         Statements of Cash Flows.                                            6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                11

Item 3.  Controls and Procedures                                             12

PART II - OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings.                                                  12

Item 2.  Changes in Securities and Use of Proceeds.                          12

Item 3.  Defaults Upon Senior Securities.                                    12

Item 4.  Submission of Matters to a Vote of Security Holders.                12

Item 5.  Other Information.                                                  12

Item 6.  Exhibit and Reports on Form 8-K                                     12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                   (unaudited)


                                                         June 30,   December 31,
                                                           2006         2005
================================================================================
                                     ASSETS


CURRENT ASSETS
 Cash                                                    $  9,851     $ 15,574
--------------------------------------------------------------------------------

    Total current assets                                 $  9,851     $ 15,574
--------------------------------------------------------------------------------

           Total assets                                  $  9,851     $ 15,574
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued liabilities                $  4,650     $    636
--------------------------------------------------------------------------------

    Total current liabilities                            $  4,650     $    636
--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized
 with $0.001 par value
  Issued and outstanding
   6,075,000 and 5,575,000 shares at
   June 30, 2006 and December 31, 2005                   $  6,075     $  5,575
  Additional paid-in capital                               23,675       14,175
  Accumulated deficit during development stage            (24,549   )   (4,812)
--------------------------------------------------------------------------------

    Total stockholders' equity                           $  5,201     $ 14,938
--------------------------------------------------------------------------------

           Total liabilities and stockholder's equity    $  9,851     $ 15,574
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

                                             ECO DEPOT, INC.
                                     (A Development Stage Enterprise)
                                         STATEMENTS OF OPERATIONS
                                               (unaudited)


                                  For the        For the        For the         For the      November 2,
                                three months   three months    six months     three months      2004
                                   ended          ended          ended           ended       (inception)
                                  June 30,       June 30,       June 30         June 30,     to June 30,
                                    2006           2005           2006            2005          2006
=========================================================================================================

GENERAL AND
 ADMINISTRATIVE EXPENSES        $     9,998    $         -    $    19,737     $         -    $    24,549
---------------------------------------------------------------------------------------------------------

OPERATING LOSS                  $    (9,998)   $         -    $   (19,737)    $         -    $   (24,549)
---------------------------------------------------------------------------------------------------------


NET LOSS FOR THE PERIOD         $    (9,998)   $         -    $   (19,737)    $         -    $   (24,549)
=========================================================================================================



BASIC LOSS PER COMMON SHARE     $     (0.00)   $     (0.00)   $     (0.00)    $     (0.00)
==========================================================================================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING     6,075,000      4,136,957      5,914,779       2,544,751
==========================================================================================










                The accompanying notes are an integral part of these financial statements.






                                                    4

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

        FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO JUNE 30, 2006
                                   (unaudited)


                                                           Deficit
                         Common Stock                    Accumulated
                      -------------------    Additional    During
                      Number of               Paid In    Development
                        shares     Amount     Capital       Stage        Total
================================================================================

Balance, inception
 November 2, 2004             -   $     -    $      -     $      -     $      -

Net loss,
 December 31, 2004            -         -           -         (766)        (766)
--------------------------------------------------------------------------------

Balance,
 December 31, 2004            -         -           -     $   (766)    $   (766)
--------------------------------------------------------------------------------

Common stock issued
 for cash at
 $0.001 per share
 March 10, 2005       4,000,000     4,000           -            -        4,000

Common stock issued
 for cash at
 $0.01 per share
 June 22, 2005        1,575,000     1,575      14,175            -       15,750

Net loss,
 December 31, 2005            -         -           -       (4,046)      (4,046)
--------------------------------------------------------------------------------

Balance,
 December 31, 2005    5,575,000   $ 5,575    $ 14,175     $ (4,812)    $ 14,938

Common stock issued
 for cash at
 $0.02 per share        500,000       500       9,500            -       10,000
 February 27, 2006

Net loss,
 June 30, 2006                -         -           -      (19,737)     (19,737)
--------------------------------------------------------------------------------

Balance,
 June 30, 2006        6,075,000     6,075      23,675      (24,549)       5,201
================================================================================






   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    November 2,
                                       For six        For six          2004
                                     months ended   months ended  (inception) to
                                       June 30,       June 30,       June 30,
                                         2006           2005           2006
================================================================================

CASH FLOWS USED IN
 OPERATING ACTIVITIES
  Net loss for the period              $(19,737)      $      -       $(24,549)
  Adjustment to reconcile net
   loss to net cash from
   operating activities:
    Accounts payable                      4,014              -          4,650
--------------------------------------------------------------------------------

NET CASH USED IN
 OPERATING ACTIVITIES                  $ (9,125)      $      -       $(19,899)
--------------------------------------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds on sale of common stock       10,000         19,750         29,750
--------------------------------------------------------------------------------

NET CASH PROVIDED
 BY FINANCING ACTIVITIES               $ 10,000       $ 19,750       $ 29,750
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH            $ (5,723)      $ 19,750       $  9,851

CASH, BEGINNING OF PERIOD                15,574              -              -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                    $  9,851       $ 19,750       $  9,851
================================================================================

Supplemental Information
Interest paid                          $      -       $      -       $      -
                                       =========================================
Income taxes paid                      $      -       $      -       $      -
                                       =========================================






   The accompanying notes are an integral part of these financial statements.

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (unaudited)


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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006.

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

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (unaudited)


Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSB 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. WE do not expect the adoption of FSB 115-1 will have material impart on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Boars ("FASB") issued SFAS No. 155, " Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" (SFAS No. 155"). SFAS No. 155 allows financial instruments that contain and embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15,
200. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

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

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (unaudited)


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,914,779 for the six month period ended June 30, 2006 and 2,544,751 for the same period ending June 30, 2005. As of June 30, 2006 the Company had no dilutive potential common shares.

Note 3. Income Taxes
--------------------------------------------------------------------------------

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at June 30, 2006.

The components of the Company's deferred tax asset as of June 30, 2006 are as follows:

                                            2006           2005
                                   -------------  -------------
  Net operating loss carryforward  $       6,907  $           0
  Valuation allowance                     (6,907)             0
                                   -------------  -------------

  Net deferred tax asset           $           0  $           0
                                   =============  =============

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                            2006           2005  Since Inception
                                   -------------  -------------  ---------------
  Tax at statutory rate (35%)      $       6,907  $           0  $       8,592
  Increase in valuation allowance         (6,907)             0         (8,592)
                                   -------------  -------------  --------------

  Net deferred tax asset           $           0  $           0  $           0
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

                                  JUNE 30, 2006
                                   (unaudited)


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

Liquidity and Capital Resources

As of June 30, 2006 the Company had $9,851 of cash available. The Company has current liabilities of $4,650, which are the result of costs incurred during the development of the corporation for this period. Since its inception (November 2, 2004), the Company has incurred total losses of $24,549 during the development stage of the corporation. If the Company is unable to develop its website and generate profits within the next three to six months it will be required to raise additional proceeds through the sale of its common stock or in the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that the Company will be able to raise sufficient funds via either of these means, if the Company is so required to do so.

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

                                             Eco Depot, Inc.

Dated: August 10, 2006                       /s/ Nadine Sullivan
                                             ----------------------
                                             Nadine Sullivan
                                             Chief Executive Officer and
                                             Chief Financial Officer

--------------------------------------------------------------------------------