Form 10QSB
period 2006-09-30
Eco Depot, Inc
filed 2006-11-20
CIK 1337261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494
______________

Eco Depot, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 East Main Street, Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

(541) 890-3481
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2006: 6,075,000  shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

SEPTEMBER 30, 2006
(unaudited)

ECO DEPOT, INC.
(A Development Stage Enterprise)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$98	$15,574
Total current assets	$98	$15,574

Total assets	$98	$15,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$636
Total current liabilities	$-	$636

STOCKHOLDERS’ EQUITY
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
6,075,000 common shares at September 30, 2006 (December 31, 2005 - 5,575,000l)	$6,075	$5,575
Additional paid-in capital	23,675	14,175
Accumulated deficit during development stage	(29,652)	(4,812)

Total stockholders’ equity	$98	$14,938

Total liabilities and stockholder’s equity	$98	$15,574

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	November 2, 2004 (inception) to September 30, 2006

GENERAL AND ADMINISTRATIVE EXPENSES	$5,103	$607	$24,840	$606	$29,652

OPERATING LOSS	$(5,103)	$(607)	$(24,840)	$(606)	$(29,652)
NET LOSS FOR THE PERIOD	$(5,103)	$(607)	$(24,840)	$(606)	$(29,652)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,075,000	5,575,000	5,968,773	3,565,934

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO SEPTEMBER 30, 2006
(unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total
Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	-	-	$(766)	$(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	$5,575	$14,175	$(4,812)	$14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, September 30, 2006	-	-	-	(24,840)	(24,840)

Balance, September 30, 2006	6,075,000	6,075	23,675	(29,652)	98

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For nine months ended September 30, 2006	For nine months ended September 30, 2005	November 2, 2004 (inception) to September 30, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(24,840)	$(606)	$(29,652)
Adjustment to reconcile net loss
to net cash from operating activities:
Accounts payable	636	(765)	-

NET CASH USED IN OPERATING ACTIVITIES	$(25,476)	$(1,371)	$(29,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	10,000	19,750	29,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,000	$19,750	$29,750

INCREASE (DECREASE) IN CASH	$(15,476)	$18,379	$98

CASH, BEGINNING OF PERIOD	15,574	-	-

CASH, END OF PERIOD	$98	$18,379	$98

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business

Eco Depot, Inc. (“Company”) was organized November 2, 2004 under the laws of the State of Washington. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

The Company is in the business of developing an Internet e-commerce website that will sell a full line of environmentally friendly goods, energy efficient building and construction materials and sustainable home products. Eco Depot will not manufacture any equipment or goods, but will resell “green products” from various manufacturers.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006.

Revenue Recognition

The Company is engaged in the sale of environmentally friendly goods, etc. through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company does not carry a physical inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” recognizes transactions on the net basis.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSB 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(unaudited)

Recent Accounting Pronouncements

temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSB 115-1 will have material impart on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Boars (“FASB”) issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 allows financial instruments that contain and embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 200. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern.

Note 2.   Stockholders’ Equity

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

On January 6, 2006, the Company approved a private placement of Common Stock in accordance with laws of the State of Washington. The placement was to sell through a purchase agreement up to 10,000,000 new shares at $0.02 per share and

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(unaudited)

Note 2. Stockholders’ Equity cont’d

1,575,000 shares of common stock to be sold by selling shareholders. The offering closed on April 6, 2006. The Company sold 500,000 shares for $10,000, issuing the shares to twenty-seven (27) shareholders in on February 27, 2006.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,968,773 for the nine month period ended September 30, 2006 and 3,565,934 for the same period ending September 30, 2005. As of September 30, 2006 the Company had no dilutive potential common shares.

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at September 30, 2006.

The components of the Company’s deferred tax asset as of September 30, 2006 are as follows:

	2006	2005
Net operating loss carryforward	$8,694	$212
Valuation allowance	(8,694)	(212)
Net deferred tax asset	$0	$0

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2006	2005	Since Inception
Tax at statutory rate (35%)	$8,694	$212	$10,378
Increase in valuation allowance	(8,694)	(212)	(10,378)
Net deferred tax asset	0	$0	$0

             The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

        Note 4.    Related Party Transactions

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

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(unaudited)

        Note 5.    Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview

There have been no operating revenues since inception. Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 2311 West 16th, #83, Spokane, Washington 99224. The telephone number of our principal executive office is (509) 482-1154. The fax number is (509) 921-5605. Eco Depot is a development stage company which has planned to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. Wewill not manufacture any equipment or goods, but intend to resell environmentally friendly products from various manufacturers.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2006 we may have to limit our operations to an extent not presently determinable by management. Sheldon Gold, our sole officer and director has agreed that she will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Gold we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Liquidity and Capital Resources

As of September 30, 2006, we had $98 of cash available. We have no current liabilities. Since its inception (November 2, 2004), we have incurred total losses of $29,652 during the development stage of the corporation. If we are unable to develop its website and generate profits within the next three to six months it will be required to raise additional proceeds through the sale of its common stock or in the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are so required to do so.

Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

There are no employees of the Company, excluding the current President of the corporation, Sheldon Gold.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Depot, Inc.

Dated: November 20, 2006	/s/ Sheldon Gold
Sheldon Gold
Chief Executive Officer and
Chief Financial Officer