Form 10KSB
period 2006-12-31
Eco Depot, Inc
filed 2007-04-17
CIK 1337261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 005-82218
ECO DEPOT, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1742208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Richbell Street Thornhill, Ontario, Canada	L4J 5W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(416) 937-7435

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.     $0

          Aggregate market value of the common stock held by non-affiliates of the Company as of April 16, 2007:     $0

Number of shares of the registrant’s common stock outstanding as of April 16, 2007:  6,075,000 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Camelot Entertainment Group Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1. Description of Business.

Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 21Richbell Street, Thornhill, Ontario, Canada L4J 5W5. The telephone number of our principal executive office is (416) 937-7435. Eco Depot is a development stage company that plans to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. Eco Depot does not manufacture any equipment or goods, but intends to resell environmentally friendly products from various manufacturers.

The environmental industry, as defined by Organization for Economic Co-operation and Development ("OECD") and Eurostat (1999), is comprised of three main sectors:

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

Eco Depot, Inc. plans to develop and market an e-commerce enabled website which would attract prospective industrial clientele, businesses, municipalities and individual customers seeking cleaner technologies and products. Goods and products specifically marketed within the cleaner products sector are generally referred to as "green products." Specifically, the Company plans to market and sell through its website goods and products that are defined as "green." These “green products include recycled paper counter tops, environmentally friendly paints, and recycled glass tiles. Eco Depot began the initial development of its website (www.ecodepotinc.com.) where these products are currently listed. The Company has no contract or agreement or any other arrangement with any manufacturer or distributor of environmental goods or products listed on its website. Investors must be aware that the website is not completed, and if it should become completed, Eco Depot cannot provide any assurance or guarantee that the above products will be sold on the website.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan, and to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently have no employees.

Item 2. Description of Property.

Eco Depot's principle address is 21Richbell Street, Thornhill, Ontario, Canada L4J 5W5. The telephone number is (416) 937-7435. The officer and director of the corporation provides office space and services without charge.

Eco Depot believes the property arrangement satisfies the Company's current needs and will be adequate up to the point that Eco Depot commences operations

Item 3. Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock has traded on the OTC Bulletin Board system under the symbol “ECDP” since September 13, 2006. However, there has been no trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	2006
	High	Low
September 13, 2006 to current	$0.00	$0.00

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of December 31, 2006 in accordance with our transfer agent records, we had 44 holders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

There have been no operating revenues since inception. Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 21Richbell Street, Thornhill, Ontario, Canada L4J 5W5. The telephone number of our principal executive office is (541) 890-3481. Eco Depot is a development stage company which had planned to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. We did not plan to manufacture any equipment or goods, but intended to resell environmentally friendly products from various manufacturers.

Eco Depot, Inc. had planned to develop and market an e-commerce enabled website which would attract prospective industrial clientele, businesses, municipalities and individual customers seeking cleaner technologies and products. Goods and products specifically marketed within the cleaner products sector are generally referred to as "green products." Specifically, the Company planned to market and sell through its website goods and products that are defined as "green." These “green products include recycled paper counter tops, environmentally friendly paints, and recycled glass tiles. Eco Depot began the initial development of its website (www.ecodepotinc.com.) where these products are currently listed. The Company has had no contract or agreement or any other arrangement with any manufacturer or distributor of environmental goods or products listed on its website. Investors must be aware that the website is not completed, and if it should become completed, Eco Depot cannot provide any assurance or guarantee that the above products will be sold on the website.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2007 we may have to limit our operations to an extent not presently determinable by management. Halston Capital Ltd., our principal shareholder, has agreed to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Halston Capital, Ltd., we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $11,358 of cash available. We have current liabilities of $20,740. Since inception (November 2, 2004), we have incurred total losses of $39,132 during the development stage of the corporation. If we are unable to develop its website and generate profits within the next three to six months it will be required to raise additional proceeds through the sale of its common stock or in the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are so required to do so.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

We are engaged in the sale of environmentally friendly goods, etc. through a website on the internet. We recognize the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. We do not carry a physical inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, we are acting as an agent for the supplier and under EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” recognizes transactions on the net basis.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employee Agreements

We have not entered into any employment agreements.

Item 7. Financial Statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2006
DECEMBER 31, 2005

ECO DEPOT, INC.
(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Eco Depot, Inc.
Thornhill, Ontario, Canada

We have audited the accompanying balance sheet of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005 the related statements of operations, stockholders’ equity (deficit), and cash flows for the period November 2, 2004 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2006 and the results of its operations and cash flows for period November 2, 2004 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 13, 2007
Las Vegas, Nevada

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$10,583	$15,574
Total current assets	$10,583	$15,574

Total assets	$10,583	$15,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,000	$636
Due to related party (Note 4)	14,965
Total current liabilities	$19,965	$636

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
6,075,000 common shares at December 31, 2006 and 5,575,000 at December 31, 2005	$6,075	$5,575
Additional paid-in capital	23,675	14,175
Accumulated deficit during development stage	(39,132)	(4,812)

Total stockholders’ equity (deficit)	$(9,382)	$14,938

Total liabilities and stockholder’s equity (deficit)	$10,583	$15,574

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2006	For the Year ended December 31, 2005	November 2, 2004 (inception) to December 31, 2006

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$34,320	$4,046	$39,132

OPERATING LOSS	$(34,320)	$(4,046)	$(39,132)
NET LOSS FOR THE PERIOD	$(34,320)	$(4,046)	$(39,132)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,995,548	4,072,329

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional	Deficit Accumulated During Development
	Number of shares	Amount	Paid In Capital	Stage	Total

Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	$-	$-	$(766)	$(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	$5,575	$14,175	$(4,812)	$14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, December 31, 2006	-	-	-	(34,320)	(34,320)

Balance, December 31, 2006	6,075,000	$6,075	$23,675	$(39,132)	$(9,382)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For Year ended December 31, 2006	For Year ended December 31, 2005	November 2, 2004 (inception) to December 31, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(34,320)	$(4,046)	$(39,132)
Adjustment to reconcile net loss
to net cash from operating activities:
Accounts payable	4,364	(130)	5,000

NET CASH USED IN OPERATING ACTIVITIES	$(29,956)	$(4,176)	$(34,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	10,000	19,750	29,750
Related party advances	14,965	-	14,965

NET CASH PROVIDED BY FINANCING ACTIVITIES	$24,965	$19,750	$44,715

INCREASE (DECREASE) IN CASH	$(4,991)	$15,574	$10,583

CASH, BEGINNING OF PERIOD	15,574	-	-

CASH, END OF PERIOD	$10,583	$15,574	$10,583

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Cash
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006.

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

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions and does not believe it will have a material impact on our consolidated financial statements..

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Recent Accounting Pronouncements (continued)
On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the consolidated financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Recent Accounting Pronouncements (continued)
In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to develop and/or acquire new business operations, as well as, raise necessary capital to maintain the corporate affairs of the Company. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.  Stockholders’ Equity

Common stock
The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at December 31, 2006, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,995,548 for the year ended December 31, 2006 and 4,072,329 for the year ending December 31, 2005. As of December 31, 2006 the Company had no dilutive potential common shares.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 3.    Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company had operating losses in 2006 that is fully allowed for and does not have a deferred tax liability or asset at December 31, 2006.

The components of the Company’s deferred tax asset as of December 31, 2006 are as follows:

	2006	2005
Net operating loss carryforward	$13,696	$1,684
Valuation allowance	(13,696)	(1,684)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2006	2005	Since Inception
Tax at statutory rate (35%)	$12,012	$1,416	$13,696
Increase in valuation allowance	(12,012)	(1,416)	(13,696)
Net deferred tax asset	$0	$0	$0

        The net federal operating loss carry forward will expire in 2023 through 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

On November 27, 2006, a shareholder of the Company advanced $14,965 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment. The outstanding balance owed was $14,965 and $0 at December 31, 2006 and 2005, respectively for these advances to the Company.

On October 27, 2006, the majority shareholder of the Company sold 4,000,000 shares to Halston Capital Ltd. This represented 65.8% of the outstanding shares of the Company. Along with this change in ownership control, Nadine Sullivan was replaced as Chief Executive Officer and President by Sheldon Gold.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Sheldon Gold	58	President, Chief Executive Officer, Chief Financial Officer, Chairman	October 27, 2006

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Sheldon Gold has worked as the Director of Institutional Sales at Maxwell Network Group, Inc. since 2005.  In such capacity his responsibilities include day to day re-conciliations, accounts payable, accounts receivables, banking and deposits, government responsibilities, and coordinating staff pertaining to their specific duties.  From 1999 to 2005, Mr. Gold was a Warehouse Supervisor in the Canadian, US & Overseas Department at St. Helens Meat Packers.  In such capacity he managed five employees and was responsible for inventory control, order picking, shipping, receiving and warehousing of products.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Sheldon Gold President, Chief	2006	$0	$0	$0	$0	$0	$0	$0	$0
Executive Officer,
Chief Financial Officer
Nadine Sullivan	2005	$0	$0	$0	$0	$0	$0	$0	$0
President, Chief Executive Officer, Chief Financial Officer

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 16, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Halston Capital, Ltd.	4,000,000	65.8%

Common Stock	All executive officers and directors as a group	0	0%

(1)The percent of class is based on 6,075,000 shares of common stock issued and outstanding as of April 16, 2007.

Item 12.  Certain Relationships and Related Transactions.

We neither own nor lease any real or personal property. Our officer and director provides office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Our officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. We have not formulated a policy for the resolution of such conflicts. The loss of the services our officer and director may have a negative impact on the further development of the business.

Since inception, we have received $14,965 in advances from our current principal stockholder, Halston Capital, Ltd.

Item 13.  Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on December 12, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on December 12, 2005

14	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended December 31, 2006, we were billed approximately $6,150 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $3,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Depot, Inc.

By:	/s/ Sheldon Gold
SHELDON GOLD
President, Chief Executive Officer, Chief Financial Officer

Date:	April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sheldon Gold	President, Chief Executive Officer,	April 16, 2007
Sheldon Gold	Chief Financial Officer