Form 10QSB
period 2007-03-31
Eco Depot, Inc
filed 2007-05-15
CIK 1337261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007: 6,075,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Information

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2007
(unaudited)

ECO DEPOT, INC.
(A Development Stage Enterprise)

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$1,348	$11,358
Total current assets	$1,348	$11,358

Total assets	$1,348	$11,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,500	$5,775
Due to related party (Note 4)	14,965	14,965
Total current liabilities	$26,465	$20,740

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
6,075,000 common shares at March 31, 2007 and December 31, 2006	$6,075	$6,075
Additional paid-in capital	23,675	23,675
Accumulated deficit during development stage	(54,867)	(39,132)

Total stockholders’ equity (deficit)	$(25,117)	$9,382

Total liabilities and stockholder’s equity (deficit)	$1,348	$11,358

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	November 2, 2004 (inception) to March 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES	$15,735	$9,739	$54,867

OPERATING LOSS	$(15,735)	$(9,739)	$(54,867)
NET LOSS FOR THE PERIOD	$(15,735)	$(9,739)	$(54,867)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,075,000	5,758,333

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO MARCH 31, 2007
(unaudited)

	Common Stock		Additional Paid In	Deficit Accumulated During
	Number of shares	Amount	Capital	Development Stage	Total

Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	-	-	(766)	(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	5,575	14,175	(4,812)	14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, December 31, 2006	-	-	-	(34,320)	(34,320)

Balance, December 31, 2006	6,075,000	$6,075	$23,675	$(39,132)	$(9,382)

Net loss, March 31, 2007	-	-	-	$(15,735)	$(15,735)

Balance, March 31, 2007	6,075,000	$6,075	$23,675	$(54,867)	$(25,117)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	November 2, 2004 (inception) to March 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(15,735)	$(9,739)	$(54,867)
Adjustment to reconcile net loss
to net cash from operating activities:
Accounts payable	5,725	1,014	11,500

NET CASH USED IN OPERATING ACTIVITIES	$(10,010)	$(8,725)	$(43,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	9,600	29,750
Related party advances	-	-	14,965

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$9,600	$44,715

INCREASE (DECREASE) IN CASH	$(10,010)	$875	$1,348

CASH, BEGINNING OF PERIOD	11,358	15,574	-

CASH, END OF PERIOD	$1,348	$16,449	$1,348

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2007.

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

Income taxes
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(unaudited)

Income taxes (continued)
portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12 “Omnibus Opinion.” Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

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

Note 2. Stockholders’ Equity

Common stock
The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at March 31, 2007, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

On March 10, 2005, the Company authorized and issued 4,000,000 shares of $0.001 par value common stock at par in consideration of $4,000 in cash to the officer of the Company.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(unaudited)

Note 2. Stockholders’ Equity (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the three month period ended March 31, 2007 and 5,758,333 for the three month ending March 31, 2006. As of March 31, 2007 the Company had no dilutive potential common shares.

Note 3. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at March 31, 2007.

The net federal operating loss carry forward will expire in 2023 through 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(unaudited)

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

As of March 31, 2007, the Company owed a shareholder of the Company $14,965 (March 31, 2006 - $nil) for advances to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment. Subsequent to the period on April 30, 2007 a shareholder advanced $49,963 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview

Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 3165 East Main Street, Ashland, Oregon 97520. The telephone number of our principal executive office is (541) 890-3481Eco Depot is a development stage company which had planned to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. We will not manufacture any equipment or goods, but intend to resell environmentally friendly products from various manufacturers. The environmental industry as defined by Organization for Economic Co-operation and Development ("OECD") and Eurostat (1999) is comprised of three main sectors:

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2006 we may have to limit our operations to an extent not presently determinable by management. Sheldon Gold, our sole officer and director has agreed that he will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Gold we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $1,384 of cash available. We have no current liabilities. Since our inception (November 2, 2004), we have incurred total losses of $54,867 during the development stage of the corporation. If we are unable to develop our website and generate profits within the next three to six months, we will be required to raise additional proceeds through the sale of our common stock, or in the alternative, borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are required to do so.

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

 Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12 “Omnibus Opinion.” Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Eco Depot, Inc.

Dated: May 11, 2007	/s/ Sheldon Gold
Sheldon Gold
Chief Executive Officer and
Chief Financial Officer