Form 10QSB
period 2007-06-30
Eco Depot, Inc
filed 2007-08-20
CIK 1337261

     United States Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ________________

                         COMMISSION FILE NUMBER: 0-24857

                                ECO DEPOT, INC.
       (Exact name of small business issuer as specified in its charter)

               Nevada                                 57-1094726
  --------------------------------        ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

              21 Richbell Street, Thornhill, Ontario L4J 5W5 Canada
        -----------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (541) 890-3481

                    3165 East Main Street, Ashland, OR 97520
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 6,075,000 shares at August 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 ECO DEPOT, INC.
                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Balance Sheet as of June 30, 2007 (unaudited)            3

            Condensed Statements of Operations for the three and
            six months ended June 30, 2007 and 2006 (unaudited)                4

            Statement of Stockholders' Equity for the period from
            November 2, 2004 (inception) to June 30, 2007                      5

            Condensed Statements of Cash Flows for the six months
            ended June 30, 2007 and 2006 (unaudited)                           6

            Notes to Condensed Financial Statements                            7

Item 2.     Management's Discussion and Analysis or Plan of Operation         11

Item 3.     Controls and Procedures                                           13

Item 3A(T). Controls and Procedures                                           13


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.     Defaults upon Senior Securities                                   14

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 5.     Other Information                                                 14

Item 6.     Exhibits                                                          14

Signatures                                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ECO DEPOT, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                               June 30,
                                                                                 2007
----------------------------------------------------------------------------------------
                                     ASSETS                                   (UNAUDITED)


CURRENT ASSETS
   Cash                                                                       $   31,111
----------------------------------------------------------------------------------------
            Total current assets                                              $   31,111
----------------------------------------------------------------------------------------
                       Total assets                                           $   31,111
========================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 $    3,845
     Due to Related party  (Note 4)                                               64,928
----------------------------------------------------------------------------------------
            Total current liabilities                                         $   68,773
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
     6,075,000 common shares at June 30, 2007 and December 31, 2006           $    6,075
Additional paid-in capital                                                        23,675
Accumulated deficit during development stage                                     (67,412)
----------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                              $  (37,662)
----------------------------------------------------------------------------------------
                       Total liabilities and stockholder's equity (deficit)   $   31,111
========================================================================================

   The accompanying notes are an integral part of these financial statements.


                                                         ECO DEPOT, INC.
                                                (A Development Stage Enterprise)
                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                 For the      For the three     For the six      For the six      November 2,
                                              three months       months           months           months            2004
                                               ended June      ended June       ended June       ended June       (inception)
                                                   30,             30,              30              30,           to June 30,
                                                  2007            2006             2007             2006             2007
------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES          $      12,544    $       9,998    $      28,280    $      19,737    $      67,412
------------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                               $     (12,544)   $      (9,998)   $     (28,280)   $     (19,737)   $     (67,412)
------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                      $     (12,544)   $      (9,998)   $     (28,280)   $     (19,737)   $     (67,412)
==============================================================================================================================


BASIC LOSS PER COMMON SHARE                  $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
=============================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                          6,075,000        6,075,000        6,075,000        5,914,779
=============================================================================================================


                           The accompanying notes are an integral part of these financial statements.


                                         ECO DEPOT, INC.
                                (A Development Stage Enterprise)
                                STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO JUNE 30, 2007
                                           (UNAUDITED)

                                                                                        Deficit
                                                        Common Stock                  Accumulated
                                                   ---------------------   Additional   During
                                                   Number of                Paid In   Development
                                                    shares      Amount      Capital      Stage        Total
-------------------------------------------------------------------------------------------------------------
Balance, inception November 2, 2004                       --   $      --   $      --   $      --    $      --

Net loss, December 31, 2004                               --          --          --        (766)        (766)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                                --          --          --        (766)        (766)
-------------------------------------------------------------------------------------------------------------

Common stock issued for cash at $0.001 per share
    March 10, 2005                                 4,000,000       4,000          --          --        4,000

Common stock issued for cash at $0.01 per share
    June 22, 2005                                  1,575,000       1,575      14,175          --       15,750

Net loss, December 31, 2005                               --          --          --      (4,046)      (4,046)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                         5,575,000       5,575      14,175      14,938       (4,812)

Common stock issued for cash at $0.02 per share
February 27, 2006                                    500,000         500       9,500          --       10,000

Net loss, December 31, 2006                               --          --          --     (34,320)     (34,320)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                         6,075,000   $   6,075   $  23,675   $ (39,132)   $  (9,382)

Net loss, June 30, 2007                                   --          --          --   $ (28,280)   $ (28,280)
-------------------------------------------------------------------------------------------------------------

Balance, June 30, 2007                             6,075,000   $   6,075   $  23,675   $ (67,412)   $ (37,662)
=============================================================================================================


           The accompanying notes are an integral part of these financial statements.


                                         ECO DEPOT, INC.
                                (A Development Stage Enterprise)
                                    STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                                    November 2,
                                                For the six      For the six           2004
                                                months ended     months ended     (inception) to
                                                  June 30,         June 30,          June 30,
                                                    2007             2006              2007
-----------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                       $     (28,280)   $     (19,737)   $     (67,412)
  Adjustment to reconcile net loss
       to net cash from operating activities:
       Accounts payable                                (1,155)           4,014            3,845
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                 (29,435)         (15,723)         (63,567)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                       --           10,000           29,750
    Related party advances                             49,963               --           64,928
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              49,963           10,000           94,678
-----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                            20,528           (5,723)          31,111

CASH, BEGINNING OF PERIOD                              10,583           15,574               --
-----------------------------------------------------------------------------------------------

CASH, END OF PERIOD                             $      31,111    $       9,851    $      31,111
===============================================================================================

Supplemental Information
Interest paid                                   $          --    $          --    $          --
                                                =============    =============    =============
Income taxes paid                               $          --    $          --    $          --
                                                =============    =============    =============


           The accompanying notes are an integral part of these financial statements.


                                               6

                                 ECO DEPOT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (UNAUDITED)

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007.

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

                                 ECO DEPOT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (UNAUDITED)


In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company's financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

In March 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12 "Omnibus Opinion." Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

                                 ECO DEPOT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (UNAUDITED)


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


NOTE 2. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at June 30, 2007, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the three and six month period ended June 30, 2007 and 6,075,000 and 5,914,779 for the three and six months ending June 30, 2006, respectively. As of June 30, 2007 the Company had no dilutive potential common shares.


NOTE 3. INCOME TAXES
--------------------------------------------------------------------------------

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at June 30, 2007.

The net federal operating loss carry forward will expire in 2023 through 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                                 ECO DEPOT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (UNAUDITED)


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

As of June 30, 2007, the Company owed a shareholder of the Company $64,928 (June 30, 2006 - $nil) for advances to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION MAY INCLUDE CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's condensed financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably.

PLAN OF OPERATIONS

         Eco Depot is a development stage company incorporated in the State of Nevada on November 2, 2004, for the purpose of selling goods and products specifically marketed as environmentally friendly or environmentally cleaner products - generally referred to as "green" products. At no time from the Company's inception to the present did the Company plan to manufacture any equipment or goods. Rather, the primary purpose of the Company has been to resell "green" products from various manufacturers. We have had no operating revenues since inception.

         In order to sell "green" goods, the Company planned to develop and market an e-commerce enabled website which would attract prospective industrial clientele, businesses, municipalities and individual customers seeking environmentally cleaner technologies and products. The primary "green" products that the Company intended to market and sell related to energy efficient building and construction materials, and sustainable home products. The Company also planned to market and sell "green" industrial products such as recycled paper, recycled counter top material, environmentally friendly paints, and recycled glass tiles.

         Although the Company began the initial development of its website, the Company does not currently have, and has had no prior, contracts, agreements, or arrangements with any manufacturer or distributor of environmental goods or products intended to be listed on its website. The website is not complete, and even if the Company completes its website, we cannot provide any assurance or guarantee that any listed "green" products will be able to be sold on the website.

         The Company's operations have not generated any revenue to date and we do not expect our operations to generate any revenue until we can complete our website and begin to sell "green" products. The Company may attempt to raise additional funds before the end of this fiscal year ending December 31, 2007. If we are unable to raise additional funds by fiscal year end 2007, we may have to limit our operations to such an extent that it would be very likely that we would be unable to complete our website and begin to offer and sell "green" products.

         We may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources. However, to date we have not raised additional funds through either debt or equity offerings. We may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, the Company had negative working capital of approximately $37,662.

         The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, through borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurance.
         The Company's capital resources have been provided primarily by capital contributions from the Company's stockholders.

         The Company may sell its Common Stock and/or borrow additional funds from investors to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debts of the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table is a recap of the Company's contractual obligations as of June 30, 2007.

                                              Payments Due by Period
                                              ----------------------
                                              Less Than     One to     Three to
Contractual Obligations              Total    One Year   Three Years  Five Years
------------------------------      -------  ---------   -----------  ----------
Long-term Debt                      $    -   $      -    $        -   $       -
Note Payable                        $    -   $      -    $        -   $       -
Loans from Related Parties          $    -   $      -    $        -   $       -
Operating Leases                    $    -   $      -    $        -   $       -
--------------------------------------------------------------------------------
Total Contractual Cash Obligations  $    -   $      -    $        -   $       -


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is considered a "shell" company under Rule 12b-2 [C.F.R. 17 240.12b-2] of the Securities Exchange Act of 1934 because we have no or nominal operations and no or nominal assets other than cash. Because the Company may not be able to complete its website and begin to sell "green" products, the Company may seek out a business combination. Certain inherent risks are involved in seeking such a business combination.

         We are a development stage company with a limited operating history and limited resources and thus may not be able to find or effectuate a business combination. We are unaware of the likelihood of being able to effectuate a business combination because we have done little or no investigation of such a combination, and we have not sought out any particular entity with which to effectuate a business combination. As such, we cannot accurately evaluate the likelihood of success of, or any risks associated with, effecting a business combination, or, any risks or material factors subsequent to any business combination in which the Company may enter. Further, there are numerous companies and many well established companies that sell "green" products that are active in the environmentally friendly product industry. Such companies may be more attractive to companies seeking to effectuate a business combination in this industry.

         Should the Company be able to effectuate a business combination, it is likely that a number of changes will occur which would be outside of the Company's ability to control, including the Company's management, the Company's business purpose, the nature of the Company's business, and the location of the Company among others.

ITEM 3. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based upon his evaluation of these controls and procedures as of a June 30, 2007) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including any principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer has also indicated that there were no changes in the Company's internal controls or other factors that could affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to deficiencies and material weaknesses.

ITEM 3A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's internal controls over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accurately recorded, processed, summarized, and reported, according to the rules and regulations, and within the time periods proscribed by, the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company's goals of compliance with the Exchange Act. However, the design of any system of financial controls is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and the inherent risks and limitations within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent risks and limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

         The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or are under the supervision of, the Company's Certifying Officer. The Company's Certifying Officer is solely involved in implementing the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures. The Company does not presently have any other Board of Director members, management, or other personnel responsible for the Company's internal controls over financial reporting.

         The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and include policies and procedures that:

         (1) pertain to the maintenance of records in reasonable detail, and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the Company's Certifying Officer; and

         (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets, and unauthorized transactions, that could have a material effect on the Company's financial statements.

         The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2007, that could materially affect the Company's ability to comply with the Exchange Act. The Certifying Officer is aware of no instances during the quarter ended June 30, 2007, whereby the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently involved in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibits
--------
31           Certification of Sheldon Gold

32           Certification of Sheldon Gold



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2007

   Eco Depot, Inc.

   By:  /s/ Sheldon Gold
        ------------------------------------------
        Sheldon Gold, Chief Executive Officer
        and chief financial and accounting officer