Form 10QSB
period 2007-09-30
Eco Depot, Inc
filed 2007-11-19
CIK 1337261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494
______________

Eco Depot, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15954 Jackson Creek Parkway, Suite B Monument, Colorado	80132
(Address of principal executive offices)	(Zip Code)

(719) 495-7955
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 6,075,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Information

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

September 30, 2007
(unaudited)

ECO DEPOT, INC.
(A Development Stage Enterprise)

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$27,616	$11,358
Total current assets	$27,616	$11,358

Total assets	$27,616	$11,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,375	$5,775
Due to Related party	64,928	14,965
Total current liabilities	$67,303	$20,740

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
6,075,000 common shares at September 30, 2007 and December 31, 2006	$6,075	$6,075
Additional paid-in capital	23,675	23,675
Accumulated deficit during development stage	(69,437)	(39,132)

Total stockholders’ equity (deficit)	$(39,687)	$9,382

Total liabilities and stockholder’s equity (deficit)	$27,616	$11,358

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30 2007	For the nine months ended September 30, 2006	November 2, 2004 (inception) to September 30, 2007

REVENUES	$0	$0	$0	$0	$0

GENERAL AND ADMINISTRATIVE EXPENSES	$(2,025)	$5,103	$30,305	$24,840	$69,437

OPERATING LOSS	$(2,025)	$(5,103)	$(30,305)	$(24,840)	$(69,437)
NET LOSS FOR THE PERIOD	$(2,025)	$(5,103)	$(30,305)	$(24,840)	$(69,437)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,075,000	6,075,000	6,075,000	5,968,773

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO SEPTEMBER 30, 2007
(unaudited)

	Common Stock			Deficit Accumulated
	Number of shares	Amount	Additional Paid In Capital	During Development Stage	Total

Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	-	-	(766)	(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	5,575	14,175	(4,812)	14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, December 31, 2006	-	-	-	(34,320)	(34,320)

Balance, December 31, 2006	6,075,000	$6,075	$23,675	$(39,132)	$(9,382)

Net loss, September 30, 2007	-	-	-	$(30,305)	$(30,305)

Balance, September 30, 2007	6,075,000	$6,075	$23,675	$(69,437)	$(39,687)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	November 2, 2004 (inception) to September 30, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(34,305)	$(24,840)	$(69,437)
Adjustment to reconcile net loss
to net cash from operating activities:
Accounts payable	(1,375)	636	2,375

NET CASH USED IN OPERATING ACTIVITIES	(32,930)	(25,476)	(67,062)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	10,000	29,750
Related party advances	49,963	-	64,928

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,963	10,000	94,678

INCREASE (DECREASE) IN CASH	17,033	(15,476)	27,616

CASH, BEGINNING OF PERIOD	10,583	15,574	-

CASH, END OF PERIOD	$27,616	$98	$27,616

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Cash
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2007.

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

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position.

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

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 2.     Stockholders’ Equity

Common stock
The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at September 30, 2007, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the three and nine month period ended September 30, 2007 and 6,075,000 and 5,968,773 for the three and nine months ending September 30, 2006, respectively.  As of September 30, 2007 the Company had no dilutive potential common shares.

Note 3.   Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.  The Company anticipates operating losses in 2006 to be fully allowed for and does not have a deferred tax liability or asset at September 30, 2007.

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

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

As of September 30, 2007 and December 31, 2006, the Company owed a shareholder of the Company $64,928 and $14,965, respectively, for advances to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

Item 2.       Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Forward-Looking Statements
The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

Overview

Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 15954 Jackson Creek Parkway, Suite B, Monument, Colorado 80132.  The telephone number of our principal executive office is (719) 495-7955.  Eco Depot is a development stage company which had planned to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products.  We will not manufacture any equipment or goods, but intend to resell environmentally friendly products from various manufacturers.  The environmental industry as defined by Organization for Economic Co-operation and Development ("OECD") and Eurostat (1999) is comprised of three main sectors:

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time.  If we are unable to raise additional funds by fiscal year end 2007 we may have to limit our operations to an extent not presently determinable by management.  In the short term, the Company’s management has verbally agreed to cover the costs for our operations until additional funds become available.  Although we have no commitments for capital, other than verbal assurances from management we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

On October 15, 2007, Mr. Sheldon Gold resigned as the Company’s President, Chief Executive Officer and Chief Financial Officer and resigned from the Company’s Board of Directors.  The resignation was not due to a disagreement with the Company.  The Company replaced Mr. Gold with Mr. Steven Weaver.  As disclosed in the Form 8-K filed on October 15, 2007, Mr. Weaver has extensive experience with environmental and natural resource management and the Company expects he will provide a substantial benefit to the Company.

Liquidity and Capital Resources

As of September 30, 2007, we had $27,616 of cash available and current liabilities of 67,303.  Since our inception (November 2, 2004), we have incurred total losses of $69,437 during the development stage of the corporation.  If we are unable to develop our website and generate profits within the next three to six months, we will be required to raise additional proceeds through the sale of our common stock, or in the alternative, borrow funds in order to continue as a going concern.  Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are required to do so.

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

There are no employees of the Company, excluding the current President of the corporation, Steven Weaver.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
      None

Item 2.     Changes in Securities
      None

Item 3.      Defaults Upon Senior Securities
      None

Item 4.      Submission of Matters to a Vote of Security Holders
      None

Item 5.      Other Information
      None

Item 6.                                Exhibits and Reports of Form 8-K

a)  Exhibit Number

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

b)  Reports of Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Depot, Inc.

Dated: November 16, 2007	/s/ Steven Weaver
Steven Weaver
Chief Executive Officer and
Chief Financial Officer