Form 10KSB
period 2007-12-31
LifeSource Aqua, Inc.
filed 2008-05-15
CIK 1337261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 005-82218

ECO DEPOT, INC.
(Exact name of registrant as specified in its charter)

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15954 Jackson Creek Parkway, Suite B Monument, Colorado	80132
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(719) 495-7955

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No☐

State issuer’s revenues for its most recent fiscal year.  $0

Aggregate market value of the common stock held by non-affiliates of the Company as of May 13, 2008:   $0

Number of shares of the registrant’s common stock outstanding as of May 13, 2008:  6,075,000 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Eco”, or "Company" refer to the operations of Eco Depot Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Eco Depot, Inc. discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.   Description of Business.

Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 15954 Jackson Creek Parkway Unit B, Monument CO, 80132 telephone number of our principal executive office is (719) 495-7955. Eco Depot is a development stage company that plans to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. Eco Depot does not manufacture any equipment or goods, but intends to resell environmentally friendly products from various manufacturers.

The environmental industry, as defined by Organization for Economic Co-operation and Development ("OECD") and Eurostat (1999), is comprised of three main sectors:

1.)       Pollution Management;
2.)       Resources Management; and,
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

Employees

We currently have one employee.

Item 2.   Description of Property.

        Eco Depot's principle address is 15954 Jackson Creek Parkway Unit B, Monument CO, 80132. The telephone number is (719) 495-7955. The officer and director of the corporation provides office space and services without charge.

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

	2006
	High	Low
September 13, 2006 to current	$0.15	$0.00

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

Holders

As of December 31, 2007 in accordance with our transfer agent records, we had 44 holders of our Common Stock.

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

Overview

There have been no operating revenues since inception. Eco Depot, Inc. was incorporated on November 2, 2004. The Company's mailing address is 15954 Jackson Creek Parkway Unit B, Monument CO, 80132. The telephone number is (719) 495-7955. Eco Depot is a development stage company which had planned to sell a full line of environmentally friendly goods, specifically "green products" energy efficient building and construction materials, and sustainable home products. We did not plan to manufacture any equipment or goods, but intended to resell environmentally friendly products from various manufacturers.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2008 we may have to limit our operations to an extent not presently determinable by management. Halston Capital Ltd has agreed to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Halston Capital, Ltd., we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Liquidity and Capital Resources

As of December 31, 2007, we had $75,053 of cash available in various attorney trust accounts. We have current liabilities of $167,824. Since inception (November 2, 2004), we have incurred total losses of $122,521 during the development stage of the corporation. If we are unable to develop a website and generate profits within the next three to six months we will be required to raise additional proceeds through the sale of  common stock or the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are so required to do so.

Our general and administrative expenses are expected to average $15,000 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with minimal operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Revenue Recognition

We are engaged in the sale of environmentally friendly goods, etc. through a website on the internet. We recognize the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. We do not carry a physical inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, we are acting as an agent for the supplier and under EITF 99-19 “ Reporting Revenue Gross as a Principal versus Net as an Agent” recognizes transactions on the net basis.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employee Agreements

None

Item 7.   Financial Statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

December 31, 2007
December 31, 2006

ECO DEPOT, INC.
(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Eco Depot, Inc.
Monument, Colorado

We have audited the accompanying balance sheets of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 the related statements of operations, stockholders’ equity (deficit), and cash flows for the period November 2, 2004 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Depot, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for period November 2, 2004 (inception) through December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

May 9, 2008
Las Vegas, Nevada

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$75,053	$11,358

Total current assets	$75,053	$11,358

Total assets	$73,053	$11,358

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,824	$5,775
Due to related party	115,000	14,965

Total current liabilities	$167,824	$20,740

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding: 6,075,000 common
shares at December 31, 2007 and 2006	$6,075	$6,075
Additional paid-in capital	23,675	23,675
Accumulated deficit during development stage	(122,521)	(39,132)

Total stockholders’ (deficit)	$(92,771)	$(9,382)

Total liabilities and stockholders’ (deficit)	$75,053	$11,358

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2007	For the year ended December 31, 2006	November 2, 2004 (inception) to December 31, 2007

REVENUES	$0	$0	$0

GENERAL AND ADMINISTRATIVE EXPENSES	$83,389	$34,320	$122,521

OPERATING LOSS	$(83,389)	$(34,320)	$(122,521)

NET LOSS FOR THE PERIOD	$(83,389)	$(34,320)	$(122,521)

BASIC AND DILUTIVE LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,075,000	5,995,548

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock			Deficit Accumulated During
	Number of shares	Amount	Additional Paid In Capital	Development Stage	Total

Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	-	-	(766)	(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	5,575	14,175	(4,812)	14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, December 31, 2006	-	-	-	(34,320)	(34,320)

Balance, December 31, 2006	6,075,000	6,075	23,675	(39,132)	(9,382)

Net loss, December 31, 2007	-	-	-	(83,389)	(83,389)

Balance, December 31, 2007	6,075,000	$6,075	$23,675	$(122,521)	$(92,771)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007	For the year ended December 31, 2006	November 2, 2004 (inception) to December 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(83,389)	$(34,320)	$(122,521)
Adjustment to reconcile net loss
to net cash from operating activities:
Accounts payable	47,049	5,139	52,824

NET CASH USED IN OPERATING ACTIVITIES	(36,340)	(29,181)	(69,697)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	10,000	29,750
Related party advances	100,035	14,965	115,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,035	24,965	144,750

INCREASE (DECREASE) IN CASH	63,695	(4,216)	75,053

CASH, BEGINNING OF PERIOD	11,358	15,574	-

CASH, END OF PERIOD	$75,053	$11,358	$75,053

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Cash
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007 and 2006, respectively.

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

Income taxes
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

The Company follows Financial Accounting Standards Board (“FASB”) SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has relied on advances from a majority owner and does not have operations or a source of revenue sufficient to cover its operation costs which raises substantial doubt about its ability to continue as a going concern.  The Company will be dependent upon the raising of additional capital from the shareholders or through the placement of our common stock in order to continue with its business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock in order to continue as a going concern.

Note 2.  Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at December 31, 2007, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

On March 10, 2005, the Company authorized and issued 4,000,000 shares of $0.001 par value common stock at par in consideration of $4,000 in cash to the officer of the Company.

On June 22, 2005, the Company authorized and issued 1,575,000 common stock of the Company in consideration of $15,750 in cash to the officer of the Company.

On January 6, 2006, the Company approved a private placement of Common Stock in accordance with laws of the State of Washington.   The placement was to sell through a purchase agreement up to 10,000,000 new shares at $0.02 per share and 1,575,000 shares of common stock to be sold by selling shareholders.  The offering closed on April 6, 2006.  The Company sold 500,000 shares for $10,000, issuing the shares to twenty-seven (27) shareholders on February 27, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the year ended December 31, 2007 and 5,995,547 for the year ending December 31, 2006, respectively.  As of December 31, 2007 and 2006 the Company had no dilutive potential common shares.

Note 3.  Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The CFO has reviewed the Company’s books and has determined that the Company has no federal or state tax obligations. He is currently in the process of preparing and filing the Company’s federal and state tax returns for 2005, 2006, and 2007 to bring the Company current.

The components of the Company’s deferred tax asset as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforward	$42,882	$13,696
Valuation allowance	(42,882)	(13,696)

Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2007	2006	Since Inception
Tax at statutory rate (35%)	$29,186	$12,012	$42,882
Increase in valuation allowance	(29,186)	(12,012)	(42,882)

Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2004 and 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

As of December 31, 2007 and 2006, the Company owed a shareholder of the Company $115,000 and $14,965, respectively, for advances to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

Money issued by Demand notes from related parties:
$ 14,965 plus wire charges of $35 were issued to the Company on November 27, 2006.
$ 49,963 plus wire charges of $37 were issued to the Company on April 30, 2007.
$ 49,987 plus wire charges of $13 were issued to the Company on November 14, 2007.

Item 7.  Operations

              The Company has had minimal operations since inception.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.  We do not have sufficient personnel working on our accounting functions to ensure we can timely file our quarterly and annual reports, as indicated by the filing of this annual report after the original due date after the extension period. Management evaluated the impact of our lack of internal accounting personnel to ensure we can timely file our required quarterly and annual reports and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have hired a new Chief Financial Officer and continue to refine our internal procedures to begin to implement segregation of duties and to seek additional internal accounting personnel.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T) – CONTROLS AND PROCEDURES

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2008.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Steven Weaver	45	Chief Executive Officer	10/1/2007

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Steven A Weaver – Chief Executive Officer for Eco Depot, Inc.

Mr. Weaver has 22 years of environmental and natural resource management experience.  In addition, he spent 15 years as an executive in the green construction field including habitat and ecosystem restoration, endangered species reintroduction and reforestation.  Currently, Mr. Weaver is Chief Executive Officer for Pure H2O Solutions, Inc. an international seawater desalination firm.

Mr. Weaver has a Masters degree in International Politics and Natural Resource Economics.  He has extensive experience working in global markets with top leaders in government, non-governmental organizations, and environmental groups.  Internationally, Mr. Weaver has construction management experience with companies in Asia, Western, Central, and Eastern Europe, the Middle East, Africa, and the Americas.

One of Mr. Weaver’s key initiatives has been developing alternative energy technologies for projects in environmentally sensitive areas including rainforests, deserts, alpine tundra, and boreal forests.  Mr. Weaver has also directed projects related to soil, air and water conservation and utilized methods to use and development environmentally friendly construction materials and techniques.  His work has been endorsed by US Senators, the US Department of Commerce, World Wildlife Fund for Nature, Audubon, Smithsonian, Nature Conservancy and others.

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

Item 10.   Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Steven A. Weaver	2007	39,000	0	0	0	0	0	0	39,000
Sheldon Gold	2007	0	0	0	0	0	0	0	0
Sheldon Gold	2006	0	0	0	0	0	0	0	0
Nadine Sullivan	2006	0	0	0	0	0	0	0	0

Employment Agreements

 The Company has entered into an employment agreement with Steven Weaver, pursuant to which Mr. Weaver was appointed as our Chief Executive Officer and Chief Financial Officer. Mr. Weaver shall receive an annual salary of $150,000, along with other benefits as customarily provided by the Company.

Compensation of Directors

 For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth certain information regarding the ownership of our capital stock, as of May 13, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Halston Capital, Ltd.	4,000,000	65.8%

Common Stock	All executive officers and directors as a group	0	0%

(1)The percent of class is based on 6,075,000 shares of common stock issued and outstanding as of May 13, 2008.

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

Since inception, we have received $14,965 in advances from our current principal stockholder, Halston Capital, Ltd.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

10.1	Employment Agreement between Steven Weaver and the Company	Filed herewith

14	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.        Principal Accounting Fees and Services.

Audit Fees

           For our fiscal year ended December 31, 2007, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $6,150 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

 For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

 The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Depot, Inc.

By:	/s/ Steven Weaver
STEVEN WEAVER
Chief Executive Officer, Chief Financial Officer

Date:	May 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Weaver	Chief Executive Officer,	May 13, 2008
STEVEN WEAVER	Chief Financial Officer