Form 10-Q
period 2008-03-31
Eco Depot, Inc
filed 2008-05-21
CIK 1337261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494
______________

Eco Depot, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15954 Jackson Creek Parkway Suite B Monument, Colorado	97520
(Address of principal executive offices)	(Zip Code)

(719) 495-7955
(Issuer’s telephone number)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007: 6,075,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS
March 31, 2008
(Unaudited)

ECO DEPOT, INC.
(A Development Stage Enterprise)

ECO DEPOT, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$22,366	$75,053
Other receivables	30,025	-
Total current assets	$52,391	$75,053

Total assets	$52,391	$75,053

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85,096	$52,824
Due to related party	115,000	115,000
Total current liabilities	$200,096	$167,824

STOCKHOLDERS’ (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
6,075,000 common shares at March 31, 2008 and December 31, 2007	$6,075	$6,075
Additional paid-in capital	23,675	23,675
Accumulated deficit during development stage	(177,455)	(122,521)

Total stockholders’ (deficit)	$(148,705)	$(92,771)

Total liabilities and stockholder’s (deficit)	$52,391	$75,053

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	November 2, 2004 (inception) to March 31, 2008

GENERAL AND ADMINISTRATIVE EXPENSES	$54,934	$15,735	$177,455

OPERATING LOSS	$(54,934)	$(15,735)	$(177,455)
NET LOSS FOR THE PERIOD	$(54,934)	$(15,735)	$(177,455)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,075,000	6,075,000

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 2, 2004 (INCEPTION) TO MARCH 31, 2008
(unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total

Balance, inception November 2, 2004	-	$-	$-	$-	$-

Net loss, December 31, 2004	-	-	-	(766)	(766)

Balance, December 31, 2004	-	-	-	(766)	(766)

Common stock issued for cash at $0.001 per share
March 10, 2005	4,000,000	4,000	-	-	4,000

Common stock issued for cash at $0.01 per share
June 22, 2005	1,575,000	1,575	14,175	-	15,750

Net loss, December 31, 2005	-	-	-	(4,046)	(4,046)

Balance, December 31, 2005	5,575,000	5,575	14,175	(4,812)	14,938

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000
February 27, 2006

Net loss, December 31, 2006	-	-	-	(34,320)	(34,320)

Balance, December 31, 2006	6,075,000	6,075	$23,675	(39,132)	(9,382)

Net loss, December 31, 2007	-	-	-	(83,389)	(83,389)

Balance, December 31, 2007	6,075,000	6,075	23,675	(122,521)	(92,771)

Net loss, March 31, 2008	-	-	-	(54,934)	(54,934)

Balance, March 31, 2008	6,075,000	$6,075	$23,675	$(177,455)	$(147,705)

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	November 2, 2004 (inception) to March 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(54,934)	$(15,735)	$(177,455)
Adjustment to reconcile net loss
to net cash from operating activities:
Other receivable	(30,025)		(30,025)
Accounts payable and accrued expenses	32,272	5,725	85,096

NET CASH USED IN OPERATING ACTIVITIES	$(52,687)	$(10,010)	$(122,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	29,750
Related party advances	-	-	115,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	$144,750

INCREASE (DECREASE) IN CASH	$(52,687)	$(10,010)	$22,366

CASH, BEGINNING OF PERIOD	75,053	11,358	-

CASH, END OF PERIOD	$22,366	$1,348	$22,366

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cash
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

Income taxes
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

Income taxes (continued)
 tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Note 2.      Stockholders’ Equity

Common stock
The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. As at March 31, 2008, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

On March 10, 2005, the Company authorized and issued 4,000,000 shares of $0.001 par value common stock at par in consideration of $4,000 in cash to the officer of the Company.

ECO DEPOT, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the three month period ended March 31, 2008 amd 2007.  As of March 31, 2008 and 2007 the Company had no dilutive potential common shares.

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

As of March 31, 2008 and December 31, 2007, the Company owed a shareholder of the Company $115,000 for advances to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $22,366 of cash available in various attorney trust accounts. We have current liabilities of $200,096. Since inception (November 2, 2004), we have incurred total losses of $177,455 during the development stage of the corporation. If we are unable to develop a website and generate profits within the next three to six months we will be required to raise additional proceeds through the sale of  common stock or the alternative borrow funds in order to continue as a going concern. Investors must be aware that management cannot provide any assurance that we will be able to raise sufficient funds via either of these means, if we are so required to do so.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

At the end of fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of fiscal year 2009, our independent registered public accountants will be required to audit management's assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

PART II – OTHER INFORMATION

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

Eco Depot, Inc.

Dated: May 19, 2008	/s/ Steven Weaver
Steven Weaver
Chief Executive Officer and
Chief Financial Officer